Form 10-K
period 1997-12-31
SAXON ASSET SECURITIES CO
filed 1998-04-01
CIK 1014299

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from November 13,1997 (Commencement of Operations) to December 31, 1997

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number  34-0-20552

                       Saxon Asset Securities Trust 1997-3
             Mortgage Loan Asset Backed Certificates, Series 1997-3

             (Exact name of registrant as specified in its charter)

         Virginia                                              52-1785164
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

                    4880 Cox Road, Glen Allen, Virginia 23060
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code : (804) 967-7400

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Documents incorporated by reference:  None

              Page 1 of 5                          This report consists of 17
                                                consecutively numbered pages.

SAXON ASSET SECURITIES TRUST 1997-3


TABLE OF
CONTENTS
                                                                Page
PART I
Item  1. Business...................................................3

Item  2. Properties.................................................3

Item  3. Legal Proceedings................................... ......3

Item  4. Submission of Matters to a Vote of Security Holders........3

PART II
Item  5. Market for Registrant's Common Equity and
              Related Stockholder Matters...........................3

Item  6. Selected Financial Data....................................3

Item  7. Management's Discussion and Analysis of
           Financial Condition and Results of Operations............3

Item  8. Financial Statements and Supplementary Data................3

Item  9. Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.............3

PART III
Item 10. Directors and Executive Officers of the Registrant.........4

Item 11. Executive Compensation.....................................4

Item 12. Security Ownership of Certain Beneficial Owners
                    and Management..................................4

Item 13. Certain Relationships and Related Transactions.............4

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
                         on Form 8-K................................4

SIGNATURE............................................................5

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act...... ...........................................6

INDEX TO EXHIBITS........... ..........................................7

This Annual Report on Form 10-K is filed in accordance with a letter dated March 13, 1997 sent to the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission (the "Commission") requesting that the Commission enter an order pursuant to Section 12(h) of the Securities Exchange Act of 1934 (the "Exchange Act"), granting exemption for the Trust from the reporting requirements of Section 13 and 15(d), or issue a no action letter to like effect. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.


PART I

Item 1.  Business

Omitted.

Item 2.  Properties

Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust..

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock.

As of January 2, 1998, the number of holders of each Class of Offered Certificates was as follows:

          Class AF-1     5
          Class AF-2     2
          Class AF-3     1
          Class AF-4     1
          Class AF-5     4
          Class AF-6     15
          Class MF-1     1
          Class MF-2     3
          Class BF       1
          Class AV-1     1
          Class AV-2     4
          Class MV-1     3
          Class MV-2     2
          Class BV       2

Item 6.  Selected Financial Data

Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

Omitted.

Item 8.  Financial Statements and Supplementary Data

Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

Omitted.

Item 11. Executive Compensation

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following entities own more than 5% of the specified Class of Certificates. These positions are held through the Depository Trust Company. The Master Servicer has not been advised that any such DTC participants are beneficial owners.

Class AF-1     Bank of New York (The)
               Citibank, N.A.
               Swiss Bank Corp. - New York Branch
Class AF-2     Chase Manhattan Bank
               Prudential Securities, Inc.
Class AF-3     Chase Manhattan Bank/Chemical
Class AF-4     Chase Manhattan Bank/Chemical
Class AF-5     Bank of New York (The)
               Northern Trust Company
               Prudential Securities, Inc.
               Fifth Third Bank
Class AF-6     Amalgamated Bank of New York
               Bankers Trust Company
               Boston Safe Deposit & Trust Co.
               Brown Brothers Harriman & Co.
               Chase Manhattan Bank, Trust
               Keybank National Association
               Prudential Securities, Inc.
               SSB-Custodian
Class MF-1     Prudential Securities, Inc.
Class MF-2     Bank of New York (The)
               Bankers Trust Company
               Prudential Securities, Inc.
Class BF       SSB-Custodian
Class AV-1     SSB-Custodian
Class AV-2     Bank of New York (The)
               Citibank, N.A.
               Deutsche Morgan Grenfell Inc.
               Republic National Bank of New York
Class MV-1     Bank of New York ((The)
               Boston Safe Deposit & Trust Co.
               Chase Manhattan Bank
Class MV-2     NBD Bank - Municipal Bond Dept.
               SSB-Custodian
Class BV       Fiduciary SSB
               First Bank National Association (First Trust)

Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Annual Master Servicer Statement of Compliance, filed as Exhibit 99.1 hereto. Annual Servicer Statement of Compliance, filed as Exhibit 99.2 hereto. Annual Compilation of Selected Financial Information, filed as Exhibit 99.3 hereto.
   Annual Statement of Independent Accountants for each Servicer, filed as Exhibit 99.4 hereto.

(b) Reports on Form 8-K: The following Current Report on Form 8-K was filed by the Registrant during the last quarter of 1997.

     Current Report on Form 8-K, dated January 6, 1998 was filed for the purpose of filing the Monthly Certificateholder Statements for payments made on November 25, 1997 and December 26, 1997, respectively. The items reported in such Current Report were Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Saxon Asset Securities Trust 1997-3
                                       Mortgage Loan Asset Backed Certificates
                                       1997-3


Date:  March 31, 1998           By:   /s/ Bradley D. Adams
                                      ---------------
                                      Bradley D. Adams
                                      Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

INDEX TO EXHIBITS


Exhibit
Number                     Description of Exhibits                     Page


 99.1       Annual Statement of Compliance                               8

 99.2       Annual Servicing Reports                                    10

 99.3       Annual Compilation of Selected Financial
                    Information                                         13

 99.4       Annual Statement of Independent Accountants' for Each
               Servicer                                                 15

                                  EXHIBIT 99.1

                         ANNUAL STATEMENT OF COMPLIANCE

                      ANNUAL STATEMENT OF COMPLIANCE

     In accordance with the letter dated March 13, 1997 sent to the Securities and Exchange Commission requesting an exception from SEC reporting requirements, the Trust is to include as an exhibit a copy of the Annual Statement of Compliance required under the Trust Agreement dated November 1, 1997. The Statement of compliance states that the Master Servicer has received the annual audited financial statements of each servicer. Since the financial statements for one of the servicers will not be received until after March 31, 1997, the Annual Statement of Compliance cannot be filed by Master Servicer by the 10-K filing deadline. Accordingly the Annual statement of Compliance will be filed with the amended 10-K when the financial statements have been received.

                                  EXHIBIT 99.2


                            ANNUAL SERVICING REPORTS

                           CERTIFICATE OF COMPLIANCE


Dear Master Servicer:

The undersigned Officer Certifies the following for the 1997 fiscal year:

(a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations a description of each default or failure and the nature and status thereof has been reported to First Nationwide Mortgage;

(b) I have confirmed that the Servicers is currently an approved FNMA or FHLMC servicer in good standing:

(c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported.

(f) All Custodial Accounts have been reconciled and are properly funded: and

(g) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050j and 6050p of the Internal Revenue Code, respectively have been prepared and filed.

Certified by:

/s/  Lynnette Anderson
----------------------
Lynnette Anderson
Vice President Investor Accounting
and Compliance

March 25, 1998

     In accordance with the letter dated March 13, 1997 sent to the Securities and Exchange Commission requesting an exception from SEC reporting requirements, the Trust is to include as an exhibit a copy of the annual compliance statement of each Servicer. Such statement has not yet been received for Ameriquest. Accordingly, the annual compliance statement for Ameriquest will be filed with an amended 10-K when such statement is received.

                                  EXHIBIT 99.3

              ANNUAL COMPILATION OF SELECTED FINANCIAL INFORMATION

============================
Saxon Asset Securities
Trust 1997-3
============================
Annual Compilation of Selected Financial Information

(1) 1997 annual distribution with respect to the holder's Certificates based on original principal amount of $1,000

                                   Principal       Interest         Total         original

    Total         Class  AF-1     3,144,898.41     855,200.33    4,000,098.74   124075000
                  Class  AF-2             0.00     246,216.66      246,216.66    22000000
                  Class  AF-3             0.00     112,916.66      112,916.66    10000000
                  Class  AF-4             0.00     173,750.00      173,750.00    15000000
                  Class  AF-5             0.00     193,274.86      193,274.86    16414000
                  Class  AF-6             0.00     233,665.60      233,665.60    20832000
                  Class  MF-1             0.00     121,743.92      121,743.92    10533000
                  Class  MF-2             0.00     111,029.58      111,029.58     9363000
                  Class  BF               0.00      72,759.86       72,759.86     5852000
                  Class  AV-1             0.00     858,896.33      858,896.33   124125000
                  Class  AV-2    13,239,845.81   1,238,074.49   14,477,920.30   178938000
                  Class  MV-1             0.00     205,241.95      205,241.95    28384000
                  Class  MV-2             0.00     164,797.37      164,797.37    21974000
                  Class  BV               0.00     102,254.71      102,254.71    12818000

   Per $1,000     Class  AF-1          25.3468         6.8926         32.2394
                  Class  AF-2           0.0000        11.1917         11.1917
                  Class  AF-3           0.0000        11.2917         11.2917
                  Class  AF-4           0.0000        11.5833         11.5833
                  Class  AF-5           0.0000        11.7750         11.7750
                  Class  AF-6           0.0000        11.2167         11.2167
                  Class  MF-1           0.0000        11.5583         11.5583
                  Class  MF-2           0.0000        11.8583         11.8583
                  Class  BF             0.0000        12.4333         12.4333
                  Class  AV-1           0.0000         6.9196          6.9196
                  Class  AV-2          73.9912         6.9190         80.9103
                  Class  MV-1           0.0000         7.2309          7.2309
                  Class  MV-1           0.0000         7.4997          7.4997
                  Class  BV             0.0000         7.9774          7.9774

                                                       Group I        Group II
(2)  Prepayments                                   3,224,529.27    8,920,943.26
     Extra Principal Distribution Amount           1,609,193.34    2,847,285.39

(3)  Distributions less than the Required Distribution Amount
                                                          -               -

(4)  Insured Payment                                      -               -

(5)  Certificate principal balance at 12/31/97

                 AF-1           118,922,139.87
                 AF-2            22,000,000.00
                 AF-3            10,000,000.00
                 AF-4            15,000,000.00
                 AF-5            16,414,000.00
                 AF-6            20,832,000.00
                 MF-1            10,533,000.00
                 MF-2             9,363,000.00
                 BF               5,852,000.00
                 AV-1           119,212,857.55
                 AV-2           171,707,058.03
                 MV-1            28,384,000.00
                 MV-2            21,974,000.00
                 BV              12,818,000.00

                                                       Group I        Group II
     Scheduled Principal Balance of each Group @
        12/31/96                                 230,525,554.40  356,943,237.84

(6)  Substitution Shortfalls                              -               -

(7)  Weighted Average Net Rate of Mortgage Loans          9.56%           8.99%

(8) Largest mortgage loan balance                 3,079,875.71    1,699,071.42

(9) Servicing Fees                                  195,926.34      303,824.35
      Master Servicing Fees                          11,289.00       17,625.04

(10) Index value for Variable Rate Certificates @ 12/31/97       5.69%

(11) Pass-through rates for Variable Rate Certificates           6.69%

                                      -14-

                                  EXHIBIT 99.4

         ANNUAL STATEMENT OF INDEPENDENT ACCOUNTANTS FOR EACH SERVICER

DELOITTE & TOUCHE LLP
Suite 500
Eighth & Main Building
707 East Main Street
Richmond, Virginia  23219
Telephone:  (804) 697-1500
Facsimile:  (804) 697-1825

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Meritech Mortgage Services, Inc.
Fort Worth, Texas

We have examined management's assertion about Meritech Mortgage Services, Inc. ("Meritech"), compliance with servicing standards identified in the Appendix as of and for the year ended December 31, 1997, included in the accompanying management assertion. Such standards were established by Meritech's management based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). Management is responsible for Meritech's compliance with these servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly included examining, on a test basis, evidence about Meritech's compliance with the servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Meritech's compliance with the servicing standards or its servicing agreements.

In  our  opinion,   management's  assertion  that  Meritech  complied  with  its established servicing standards identified in the Appendix as of and for the year ended December 31, 1997, is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

March 25, 1998

In accordance with the letter dated March 13, 1997 sent to the Securities and Exchange Commission requesting an exception from SEC reporting requirements, the Trust is to include as an exhibit a copy of the annual statement of independents' accountants for each Servicer. Such statement has not yet been received for Ameriquest. Accordingly, the annual statement of independents' accountants for Ameriquest will be filed with an amended 10-K when such statement is received.