Form 10-K/A
period 1997-12-31
SAXON ASSET SECURITIES CO
filed 1998-08-10
CIK 1014299

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

              Page 1 of 3                         This report consists of 9
                                                consecutively numbered pages.

                            AMENDMENT NUMBER 1 OF 1

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

                                       Saxon Asset Securities Trust 1997-3
                                       Mortgage Loan Asset Backed Certificates
                                       1997-3


Date:  August 10, 1998           By:   /s/ Bradley D. Adams
                                      ---------------
                                      Bradley D. Adams
                                      Vice President

                                  EXHIBIT 99.1

                         ANNUAL STATEMENT OF COMPLIANCE

                         ANNUAL STATEMENT OF COMPLIANCE


I, Linda G. Warman, hereby certify that I am a Vice President of
Chase Bank of Texas, National Association, "the Master Servicer") acting as Master Servicer, pursuant to a Trust Agreement ("Agreement") with Saxon Asset Securities Trust 1997-1, 1997-2, and 1997-3, and further certify to the best of my knowledge and after due inquiry, the following:

          I have reviewed the activities of the Master Servicer, during the preceding calendar year and the performance under the Agreement. To the best of my knowledge, based on such review, Chase Bank of Texas, as Master Servicer, has performed and fulfilled its duties, responsibilities and obligations under the Agreement in all material respects during the applicable period. I have conducted an examination of the activities of each Servicer during the preceding calendar year and the performance of such Servicer under the related Servicing Agreement.

          I have examined each Servicer's Fidelity Bond and Errors and Omissions Policy and each such bond or policy is in effect and conforms to the requirements of the related Servicing Agreement.

          I have received from each Servicer such Servicer's annual audited financial statements and such other information as is required by the Guide and to the best of my knowledge, based on such examination, each Servicer has performed and fulfilled its duties, responsibilities and obligations under its Servicing Agreement in all material respects throughout such year.


/s/ Linda G. Warman
Title:  Vice President  and Trust Officer

Date:    July 17, 1998

                                  EXHIBIT 99.2


                            ANNUAL SERVICING REPORTS

                           OFFICERS CERTIFICATE ANNUAL
                         ANNUAL STATEMENT OF COMPLIANCE

      MORTGAGE PASS THROUGH CERTIFICATES RESIDENTIAL MORTGAGE LOANS
                       SERIES 1997-1, 1997-2, AND 1997-3

IN ACCORDANCE WITH THE APPROPRIATE SECTION OF THE ABOVE CAPTIONED POOLING AND SERVICING AGREEMENTS, I, JULE J. KEEN AND AND SHAWNA R. OGILVIE OF AMERIQUEST MORTGAGE COMPANY, (THE "SERVICER") HEREBY CERTIFY:


    (i) A REVIEW OF THE ACTIVITIES OF THE SERVICER DURING THE PRECEDING CALENDAR YEAR, AND OF PERFORMANCE UNDER THESE AGREEMENTS HAVE BEEN MADE UNDER OUR SUPERVISION.

    (II) TO THE BEST OF OUR KNOWLEDGE, BASED ON SUCH REVIEW, THE SERVICER HAS FULFILLED ALL ITS OBLIGATIONS UDNER THESE AGREEMENTS THROUGHOUT SUCH YEAR.

CERTIFIED THIS 25TH DAY OF MARCH, 1998.


BY:  /s/JULE J. KEEN
     JULE J. KEEN
     EXECUTIVE VICE PRESIDENT

BY: /s/SHAWNA R. OGILVIE
    SHAWNA R. OGILVIE
    Vice President

                                  EXHIBIT 99.3

          ANNUAL STATEMENT OF INDEPENDENT ACCOUNTANTS FOR EACH SERVICER

DELOITTE & TOUCHE LLP
Suite 1200
695 Town Center Drive
Costa Mesa, California  92626-1924
Telephone:  (714) 436-7100
Facsimile:  (714) 436-7200

INDEPENDENT ACCOUNTANTS' REPORT

To Ameriquest Mortgage Company:


We have examined management's assertion about Ameriquest Mortgage Company's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 1997, included in the
accompanying management assertion.   Management is responsible for Ameriquest
Mortgage Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly included examining, on a test basis, evidence about Ameriquest Mortgage Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Ameriquest Mortgage Company's compliance with the servicing standards or its servicing agreements.

In our opinion, management's assertion that Ameriquest Mortgage Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1997, is fairly stated, in all material respects.


 /s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

April 8, 1998